Form 10KSB
period 1994-12-31
ROCKY MOUNT UNDERGARMENT CO INC
filed 1995-05-23
CIK 84655

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994        Commission File Number 0-3772

                       ROCKY MOUNT UNDERGARMENT CO., INC.
          (Name of small business issuer as specified in its charter)

           Delaware                                    56-1385522
- -------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

1536 Boone Street
Rocky Mount, NC                                          27803
- ---------------------------------------                 --------
(Address of principal executive offices)               (Zip Code)

Issuer's telephone number: (919) 446-6161
Securities registered under Section 12 (b) of the Exchange Act:
                                      None
Securities registered under Section (g) of the Exchange Act:
                         Common Stock, $.0001 par value
                         ------------------------------
                         (Title of Class)

      Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the prior 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
      past 90 days. Yes      No  X  .
                       -----   -----

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      Issuer's revenues for its most recent fiscal year - $9,672,188

      The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1995 was $1,199,248. Affiliates include executive officers, directors, shareholders known to own 5% or more of the registrants common stock and Joan Greenberg, for a total of 6,293,903 shares. The market value is based upon the mean of the low bid ($1/4) and the high ask ($7/8) as of March 1, 1995 which was ($9/16).

      As of March 1, 1995, the issuer had outstanding 8,425,900 shares of common stock ($.0001 par value).

                                     PART I


Item  1.      BUSINESS

              Introduction and Products

              Rocky Mount Undergarment Co., Inc. a Delaware corporation and subsidiaries (the "Company") manufactures and markets intimate apparel for women and children. The Company's products are women's and girl's tops, sleepwear, loungewear, bras and coordinated daywear panties, children's underwear and thermals, and women's lightweight control briefs. The Company considers itself to be in a single line of business covering all women's intimate and children's apparel, which business is not deemed to be seasonal. The Company markets basic and fashion garments featuring various styles, colors, laces and trims. The business was established in 1959.

              The Company markets its products under its own tradenames (Rocky Mount, R.M. International, Marion Rohr, Silks, Stretch-Mates, Blossom Nite-T's and Blossom Creations) and trademarks (Blossoms(R), Cotton Blossom(R) and Orange Blossom(R)), under a licensed trademark (Capezio(R)-which expired December 31, 1994) and under the private labels or tradenames of its customers. See "Trademarks and Licenses".

              Sales of the Company's products were approximately $9,511,000 in 1994 and $13,100,000 in 1993 (for financial information on the Company's business, see the consolidated financial statements and notes thereto, set forth in item 7 herein).

              Proceedings Under Chapter 11

              On January 26, 1993 (the "Petition Date"), Rocky Mount Undergarment Co., Inc., the parent company, but not its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court"). The Company operated its business as a debtor-in-possession for the remainder of 1993, subject to the supervision of the Bankruptcy Court. The Chapter 11 filing was the result of a cash shortfall due to difficulties associated with the December 1991 acquisition of Marion Rohr Corp., higher than anticipated costs associated with the continuing development of a line of fashion daywear and continuing operating losses.

              On January 13, 1994 (the "Confirmation Date"), the Bankruptcy Judge signed an order which approved the Company's Amended Plan of Reorganization ("Plan") ending the Company's status as a debtor-in-possession.

              The reorganization plan provided that unsecured creditors receive 20% of their allowed claims. In addition, the unsecured creditors were to receive a pro-rata distribution based upon 50% of the net recovery by the Company, if any, upon a claim of trademark infringement with respect to the Company's Blossoms(R) trademark, if such recovery occurs within two years after the initial payment of claims. No such action occurred during 1994 or is deemed likely by the management of the Company during 1995.

              Funding of the Plan was consummated by the receipt during the first quarter of 1994 of $675,000 from the following sources:

              (a)   Herbert Greenberg, a former officer of the Company (see Note
                    16a) purchased 495,000 shares of stock for $150,000.

              (b) Joseph Pascal, the current President and Chief Operating Officer of the Company (see Note 16c) purchased 660,000 shares of stock for $200,000.

              (c) Rosenthal & Rosenthal, Inc. the Company's factor, loaned the Company $300,000 secured by a lien on land and building at the Company's main operating facility, in Rocky Mount, North Carolina and

              (d) Mary Beth Greenberg, a stockholder, loaned the Company $25,000 repayable in monthly installments of $1,100 (including interest at 9% per annum) through April 1996.

              A final decree and bankruptcy closing report was granted by the Court in October 1994. Substantially all pre-petition liabilities were settled during the year and an extraordinary gain on extinguishment of debt aggregating approximately $2,275,000 was recognized.

              Restructuring

              On February 13, 1995, subsequent to the balance sheet date, the Company sold 4,250,000 shares of its common stock (constituting 50.5% of the outstanding stock) for $400,000 to LMA Ltd. ("LMA") an Isle of Man Corporation. Of these shares 200,000 were issued to Ms. Lynda Rose McQueen. Simultaneously, Paul Sutton, a British citizen, assumed the position of Chairman of the Board and Chief Executive Officer of the Company. Concurrently with this event, David Greenberg, Joan Greenberg, and Herbert Greenberg resigned as directors and officers of the Company, but retained their shareholdings and option rights that were in place, subject to certain voting restrictions and rights, as described below.

              The payment of the $400,000 purchase price by LMA to the Company, included the immediate cash payment of $200,000 and a non-negotiable Promissory Note ("Promissory Note") for the balance. The value of the Promissory Note may be reduced to zero under certain performance provisions as follows:

              (a) Within 120 days of the closing, replacement of the factor's over-advance by an equivalent or better credit line of $850,000 and a release of the Deed of Trust on the Rocky Mount, NC plant securing the factor's over-advance,

              (b) Within 365 days after the closing effect a new mortgage on the property to total not less than the equivalent of 60% of the appraised current value of the property, and

              (c) The total additional financing to be made available to the Company as a result of (a) and (b) above, or otherwise by way of equity, subordinate debt or a credit line, shall not be less than $800,000. If an amount not less than $800,000 is achieved before February 9, 1996 then the entire liability for the Promissory Note will be discharged. If a minimum of only $400,000 of new financing for the Company is achieved, then the amount due under the promissory note shall be reduced by 50%. If less than $400,000 of new financing is achieved for the Company then the note shall be payable in full.

              Related Events:

              In connection with the re-structuring, the entire former Board of Directors of the Company resigned, except Joseph Pascal. Mr. Richard Wynn was reelected (as nominee for the Greenbergs) effective February 13, 1995.

              On February 13, 1995 David Greenberg, Herbert Greenberg and Joan Greenberg each resigned their positions as executive officers of the Company and each entered into a non-competition and consulting agreement with provisions as detailed below.

              (a) Payment of $500 per day plus out of pocket expenses for consulting services when provided,

              (b) A covenant not to compete with the Company which restricts any competition with the Company for a period of three years commencing March 1, 1995, subject to the terms of the agreement. As compensation for this covenant, they will be paid the following:

                                                               Year 1            Year  2          Year  3
                                                             ----------        ---------        ----------
                    David Greenberg                           $  60,000        $  60,000         $  60,000
                    Joan Greenberg                              115,000          115,000           115,000
                    Herbert Greenberg                            75,000           75,000            75,000

                    The portion of the payments through August 31, 1996 are guaranteed by both LMA and Paul Sutton.

              (c) The above payments are to be net of any interest due from the former officers on their outstanding indebtedness to the Company from the date of this agreement until December 31, 1997 (calculated at 8% per annum.) It is further agreed that subject to the former officers compliance with the covenants of non-competition and provision of non-interference (a period of 10 years) the principal and interest accruing from January 1, 1998 thru December 31, 2007 shall be excused in 10 equal annual installments over the same period.

              The outstanding indebtedness of the officers as of the date of the agreement was as follows:

                           David Greenberg                      $49,500
                           Joan Greenberg                        49,500
                           Herbert Greenberg                     60,000

              (d) At their own cost both David and Joan Greenberg have the option to participate in the Company's medical plan for the period of this agreement. Any costs associated with their continued medical coverage will be deducted from their non-competition payments. The Company will continue to pay the medical costs for Herbert Greenberg for the first 18 months of this agreement at which time he can elect to pay his own costs for the remainder of the agreement.

              (e) All stock options held by the Greenberg's expired upon their resignation from the Company. New options, for a term of five years, were issued at an exercise price of $.33 per share.

                                              Expired              Newly Issued
                                              -------              ------------
                    David Greenberg           375,000                350,000
                    Joan Greenberg            551,110                450,000
                    Herbert Greenberg         316,000                300,000

              (f) Ownership of Joan Greenberg's Company car was transferred to her. Herbert Greenberg has the option to purchase two cars from the Company. One at book value, the other at 1/2 of book value.

              (g) At closing, the former officers/directors granted an option and right of first refusal which gave LMA the right to purchase 1,558,880 shares of their stock at $1.50 per share through March 31, 1996. All voting rights to 1,631,980 shares owned by these former officer/shareholders were transferred to LMA for the same term as the right of first refusal.

              Subsequent Event - New Financing:

              On March 31, 1995 the Company concluded a new financing agreement with Finova Capital Corporation (formerly Ambassador Factors). Under the terms of this agreement the Company is entitled to receive an 85% advance on eligible accounts receivable and an over-advance not to exceed $600,000 (based on 50% of certain inventory).

              This agreement is collateralized by accounts receivable, inventory, equipment and the personal guarantees of two of the Company's principal officers, Paul Sutton and Joseph Pascal.

              The Company also expects to close a mortgage term loan on its Rocky Mount property, in the near term.

              MANUFACTURING, RAW MATERIALS AND SUPPLIERS

              Manufacturing

              The Company cuts, sews, and packages its intimate apparel at its facility in North Carolina. The Company also utilizes independent sewing contractors in the Caribbean basin to manufacture daywear and other women's and children's garments.

              Imported Garments

              Imported garments are made to Company specifications to fill orders or meet specifications of certain customers. The imported garments enable the Company to fill customer demand for garments at price levels not available through domestic production. Approximately 40% of all 1994 sales were of imported garments. A majority of these imports have been received from Turkey with a lesser amount coming from the Far East. The Company does not export any goods out of the U.S.A.

              Raw Materials and Suppliers

              The Company's primary raw material in its intimate apparel products is knitted fabric made from cotton, synthetics (nylon, acetate, and polyester) or blends (cotton and nylon or polyester, and Lycra(R) spandex and nylon or cotton). Garments are trimmed with various laces, elastics, decorative items and various types of packaging materials are also purchased.

              Knitted cotton fabrics are purchased complete or are produced to Company specifications by contract knitters and finishers from cotton yarn purchased by the Company. Other fabric and materials are purchased from a variety of suppliers. The Company does not have long-term agreements with any of these suppliers and the Company is not dependent on any one supplier for a material amount of raw material. Adequate supplies of raw materials are presently available from numerous sources and the Company believes that it can replace any of its existing suppliers, without a material adverse effect on its operations. However, as a matter of business policy, the Company purchases its raw materials from a few selected firms in order to obtain better quality, pricing and delivery.

              Sales Organization

              During 1994, the Company sold its products throughout the United States through three salaried and five commissioned salespersons, some of whom are independent manufacturers' sales representatives. With the resolution of the Chapter 11 proceedings, the Company is actively seeking additional sales persons to market the Company's products throughout the United States and appointed a veteran of the undergarment industry, as the new head of Marketing beginning in March 1995.

              As of the present date the Company has two salaried and three commissioned salespersons on an exclusive basis.

              Customers

              The Company sells its products to general merchandise chain stores, mass merchandisers, mail-order companies and to a lesser extent, department stores, military post exchanges, off-price retailers and supermarket and drugstore chains.

              In 1994, the Company's four largest customers were JC Penney Company, Sears Roebuck & Co., Sizes Unlimited, and Family Dollar. In 1994 these customers accounted for approximately 72% of the Company's net sales. Individually, sales to these customers aggregated 32%, 18%, 12%, and 10%, respectively. No other customer accounted for more than 10% of the Company's net sales.

              The Company believes that the loss of any customer that accounts for 10% or more of the Company's net sales could have a materially adverse effect on its business. As is customary in the industry, the Company does not have a significant number of long-term sales agreements with its customers, however, it believes that it enjoys excellent relationships with its customers. The Company follows customary industry practices regarding terms of sale and does not provide extended payment terms to any significant extent.

              Competition

              The Company's business is highly competitive. Competition most often presents itself in the pricing of products, especially in a soft retail market with the financial problems of the retailers. The Company competes with numerous other companies, many of which have greater financial resources or are more vertically integrated than the Company, and with garments imported from other countries.

              The Company's competition, from both domestic and foreign sources, is based on quality, style, service and price. The Company believes that its continued success will depend upon its ability to remain competitive in these areas, particularly in relation to its own basic products and brands and those of "fashion" or "trend" intimate apparel.

              The Company considers itself to be only an insignificant part of the apparel industry.

              Trademarks and Licenses

              The Company sells its products predominantly under its tradenames Rocky Mount, R.M. International, Marion Rohr, Silks and Stretch Mates (for lightweight control briefs), Blossom Nite-T's (for sleepwear) and Blossom Creations and Intimates (for daywear), as well as the private labels or tradenames of its customers and its own trademarks, Blossoms(R), Cotton Blossom(R) and Orange Blossom(R).

              The Company had a license from the United States Shoe Corporation to use the trademark Capezio(R) on women's and girls' undergarments through December 31, 1994. This license has not been renewed.

              The Company believes that certain trademarks are an important factor in marketing its undergarments. The loss of its own or any licensed trademark, or a decrease of their effectiveness, could have an adverse effect on the sale of the Company's undergarments.

              Backlog

              The backlog of firm orders at March 15, 1995 for the purchase of the Company's products was approximately $1,704,000, compared to approximately $650,000 at March 19, 1994. The Company believes that its current backlog will be filled during 1995.

              Employees

              As of March 31, 1995 the Company employed 203 people of whom 188 were engaged in manufacturing and 15 were executive, management, administrative and sales persons. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced interruption of its operations because of a work stoppage and the Company considers its relations with its employees to be satisfactory.

              Environmental Laws

              Compliance with environmental protection legislation is generally not a problem in the garment manufacturing industry, and the Company has experienced no compliance difficulties or significant expenses therefor.

Item  2.      PROPERTIES

              The following table sets forth a description of all of the facilities owned or leased by the Company as of December 31, 1994 (see Note 15 of notes to consolidated financial statements). In the opinion of management, all of the facilities are adequate for their purpose.


                                                                                        Annualized
                                                          Owned or         Approx.       Current      Expiration of
                                                           Leased         Sq. Feet         Rent        Lease Term
                                                         ---------        --------      ----------    -------------

              Rocky          Executive offices,
              Mount,           manufacturing and
              NC               administration                Owned         71,700          -                -
                             Distribution and
                               warehousing                  Leased         30,800          $59,760         05/31/97
                             Storage                         Owned          4,600           -               -
                             Storage                         Owned          1,200           -               -
                             Storage                         Owned            900           -               -
                             Offices                         Owned            900           -               -
                             Rental property                 Owned          1,000           -               -

              New York,      Sales offices and
              NY             Showroom                       Leased          1,900           47,675(1)      03/31/96




              (1)  Subject to acceleration for cost of living adjustments.


Item  3.      LEGAL PROCEEDINGS

              On January 26, 1993, Rocky Mount Undergarment Co., Inc., the parent company, but not its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York, case number 93 B 40418, and operated its business as a debtor-in-possession, subject to the supervision of the Bankruptcy Court. On January 13, 1994, Bankruptcy Judge Prudence Beatty Abram signed an order which approved the Company's Amended Plan of Reorganization. For additional information concerning this matter, see Proceedings Under Chapter 11 in Item 1. On August 8, 1994, the Bankruptcy Court entered an order closing the case.

              The Internal Revenue Service (the "IRS") issued a report dated August 5, 1992 to the Company proposing adjustments to the Company's federal income tax returns filed for the years 1979, 1980, 1981, 1982, 1986 and 1987. In a petition dated October 30,
              1992, the Company sought relief in United States Tax Court docket number 24326-92 Titled Rocky Mount Undergarment Co., Inc., et al, petitioner, versus Commissioner of Internal Revenue, respondent. The case in the United States Tax Court was stayed by the bankruptcy proceedings and the Company moved, on April 13, 1994, to bring the case within the jurisdiction of the Bankruptcy Court. In August 1994, tax counsel for the Company, Counsel for the IRS and the United States attorney's office executed and filed with the Bankruptcy Court a stipulation of agreed total tax liability of approximately $340,000 to be treated as a Class 7 general unsecured claim, payable at 20% or approximately $68,000. The agreed order was entered by the Bankruptcy Court on September 7, 1994 and a decision based on the stipulation was entered by the Tax Court on November 2, 1994.


Item  4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              No matters were submitted to a vote of security holders during the fourth quarter of 1994.

                                    PART II


Item  5.      MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
              STOCKHOLDER MATTERS

              (a)  Market Information

                  Since the Company's Chapter 11 filing on January 26, 1993, the Company's common stock (the Company's sole class of common equity) has been traded over-the-counter by market makers listed in the National Quotation Bureau "pink sheets".

                  The following table is based upon information supplied by the National Quotation Bureau. The quotations represent prices between dealers and do not include retail markup, markdown or commissions. They do not represent actual transactions. For the period January 3, 1993 through March 19, 1993, the quotations were obtained by the National Quotation Bureau from NASDAQ.

                                                                            1993
                                                                            ----
                                                    Closing Bid                      Closing Ask
                                                High          Low                 High           Low
                                                ----         ----                 ----           ----
              Jan 3 through                      7/16         3/8                 5/8            1/2
              Mar 19

              Balance of 1993                        Unpriced                           Unpriced

                                                                            1994
                                                                            ----
                                                      Bid Prices                       Ask Prices
                                                High         Low                 High           Low
                                                ----         ---                 ----           ---
              1st quarter                            Unpriced                        Unpriced
              2nd quarter                        .23          1/8                 .63            3/8
              3rd quarter                        1/4          1/8                 .63            3/8
              4th quarter                        1/4          1/8                9/16            .30


              (b) Holders

                  As of January 24, 1995, the number of holders of record of the Company's stock (including Cede & Co. and other nominees), was approximately 1,230.

              (c) Dividends

                  The Company has not paid cash dividends on its common stock during the five years ended December 31, 1994. Any future dividends will be subject to the discretion of the Board of Directors and will depend upon, among other factors, the Company's operations, financial condition and requirements and general business conditions. The Company has no present intention to declare any cash dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              Results of Operations 1994 vs. 1993:

              Net sales decreased from $13,100,000 to $9,511,000 when comparing 1993 to 1994, a decrease of $3,589,000 or approximately 27%. Management of the Company attributes the decrease primarily to a lack of working capital and the effects of the bankruptcy proceeding.

              The Company's gross profit margins were 13 1/2% and 11% when comparing 1994 to 1993. This increase in margins was primarily due to higher sales of imported goods at greater gross profit margins than sales of products produced domestically.

              Selling, general and administrative costs decreased from $2,497,000 in 1993 to $2,334,000 in 1994, a decrease of $163,000 or approximately 7%. This decrease in operating costs was primarily due to payroll cuts and layoffs instituted by the Company upon emerging from Chapter 11 in 1994.

              Overall financing costs (interest, factoring fees, etc.) decreased from $512,000 in 1993 to $452,000 for 1994 primarily due to lower average borrowings based on lower sales volume during 1994.

              The Company reflected a loss from operations of $1,343,751 for 1994 as compared to $1,523,110 for 1993. The loss in 1994 was primarily caused by the 27% decrease in net sales as mentioned above.

              During 1994 the Company reflected a net extraordinary gain of approximately $2,207,000 as compared to an extraordinary loss of approximately $631,000 for 1993. The gain in 1994 resulted from the extinguishment of debt which arose as a result of the emergence from a Chapter 11 bankruptcy (see Note 1 of Notes to financial statements) net of the applicable reorganization administrative costs. The extraordinary loss for 1993 consisted solely of reorganization administrative costs.

              The Company reflected net income of $863,000 ($.22 per share) for 1994 as compared to a loss of $2,154,000 ($.74 per share) for 1993. The net income in 1994 was primarily the result of the extraordinary gain due to the emergence from bankruptcy as described above.

              Liquidity and Capital Resources:

              The Company's 1994 balance sheet reflects cash of $142,000, working capital of $14,000, a current ratio of 1:1 and net worth of $744,000. This financial position, while marginal, is an improvement over the 1993 balance sheet which was prepared using the accounting treatment required for a debtor-in-possession. The improvement was principally a result of the extinguishment of debt and resulting net income as mentioned previously.

              During 1994, although the Company reflected net income, a significant portion of this income was a gain from extinguishment of debt, a non cash item.

              As a result the Company utilized approximately $800,000 of cash for operating activities in 1994 as compared to the generation of $129,000 of cash during 1993.

              During 1994, cash of approximately $711,000 was provided from investing activities primarily due to the sale of common stock (see Note 12 of notes to consolidated financial statements) and the proceeds from the sale of fixed assets.

              Financing activities produced an additional $184,000 of cash. This increase in cash was due to a reduction in the amount due to a factor, net of payments of debt.

              During both 1994 and 1993 the Company made no material capital expenditures and no material expenditures are contemplated for 1995.

              During 1995, the Company went through a restructuring of ownership and management and also obtained a new financing agreement (see
              Note 16 of notes to consolidated financial statements). While the Company's financial statements contain a going concern qualification from its' auditors, management believes that the restructuring and new financing arrangement will be sufficient to allow the Company to operate for at least the next twelve month period.


Item  7.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Index to Consolidated Financial Statement Schedules


                                                                                               Page Number
                                                                                               -----------
              Independent Auditors' Report                                                         F - 1
              Consolidated Balance Sheet                                                           F - 2
              Consolidated Statements of Operations                                                F - 3
              Consolidated Statements of Changes in Stockholders' Equity (Deficit)                 F - 4
              Consolidated Statements of Cash Flows                                                F - 5
              Notes to the Consolidated Financial Statements                                       F - 7



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE:

              None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


              (a) The directors and executive officers of the Company as of the filing of this report are as follows:


                                                                                                 Director
              Name                      Age(1)                Position and Office(2)               Since
              ----                      -----                 ----------------------             --------
              Paul Sutton                 38                  Chief Executive Officer,             1995
                                                              Chairman of the Board
                                                              and Secretary

              Joseph Pascal               50                  President and Director               1994

              Peter Gibb                  46                  Chief Financial Officer,
                                                              Vice President - Finance

              Samuel McCormack            50                  Director                             1995

              Terence Allan Riches        47                  Director                             1995

              Richard Wynn                58                  Director                             1994(3)

              Paul Adest                  45                  Director                             1995

              David Michael               57                  Director                             1995

              -----------
              (1) As of April 17, 1995.

              (2) Directors will continue in office until the next annual meeting of shareholders and until their successors are chosen. The annual meeting has not yet been scheduled, but is expected to take place within the next three months.

              (3) Resigned and was reelected February 13, 1995 as a director.

                  The following sets forth the business experience during the past five (5) years for each of the above named:

                  Paul Sutton was elected Chief Executive Officer, Chairman of the Board and Secretary on February 13, 1995. He has been involved in various real estate investments.

                  Joseph Pascal became Senior Vice President, Chief Operating Officer and Director of the Company on March 4, 1994. He became president of the Company on February 13, 1995. He has been employed by the Company since January 1994. He was a co-founder in 1984 and an executive officer and director of Ilio, Inc., a supplier of women's leisure and career wear until 1993. Shares of Ilio, Inc. were traded on NASDAQ, but Ilio, Inc. filed a Chapter 11 petition in December 1992 and was liquidated after conversion to Chapter 7 in February 1993. From 1993 through 1994 he sold women's leisure and career wear under the name of East-West, Inc.

                  Peter Gibb became Chief Financial Officer and Vice President - Finance during 1994. He was a vice president with Westgate Corp. of Hoboken, New Jersey, a purchase order financing and factoring partnership from 1992 to 1994. In 1992, Mr. Gibb founded Capital Release, Inc., a purchase order financing and turn-around consulting firm in New York. From 1990 to 1993, Mr. Gibb was an associate partner with Davis International Corp., a boutique investment bank.

                  Samuel McCormack became a Director of the Company on February 13, 1995. He and his wife are the beneficial owners of the outstanding shares of LMA, Ltd., a company engaged in investments and a principal shareholder of the Company. He is a director of Anglo Irish Bank Corp. (Isle of Mann) Ltd, a bank.

                  Terence Allan Riches became a Director on February 13, 1995. He has served as manager of corporate banking for the London, England Branch of Alpha Credit Bank AE.

                  Richard Wynn was reelected director on February 13, 1995. Mr. Wynn is a private investor who has been actively involved in real estate investments for his own account.

                  Paul Adest became a Director on February 13, 1995. He is a Certified Public Accountant and a partner in the firm of Michael Adest & Blumenkratz located in New York City.

                  David Michael became a director on February 13, 1995. He is a Certified Public Accountant and a partner in the firm of Michael Adest & Blumenkratz located in New York City. He is also a director of Del Electronics Corp., a company whose shares are listed on the American Stock Exchange.

              (b) Not Applicable.

              (c) There exists no family relationships among any of the above named directors and executive officers.

                  Compliance with Section 16(a) of the Securities Exchange Act of 1934

                  Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and persons who beneficially own more than 10% of the Company's Common Stock, to file initial reports of ownership and report of changes in ownership with the Securities and Exchange Commission ("SEC".) Executive officers, directors and greater than 10% beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

                  The Company has made a review of its records and filings with the SEC and believes that all reports required to be filed were timely filed except as follows. Joseph Pascal's initial Form 3 due March 14, 1994 and Form 4 due April 10, 1994 were received by the SEC April 13, 1994. Mr. Pascal also received an option under the companies incentive stock option plan in August 1994 to purchase up to 300,000 shares (a Form 5 was not filed however this will be done when the next Form 4 is filed with the SEC). Richard Wynn's Form 3 due March 14, 1994 was received by the SEC on April 13, 1994. Peter Gibb's (a director at the time) initial Form 3 due March 14, 1994 and Form 4 due April 10, 1994 were received by the SEC April 13, 1994. Mary Wells Greenberg's (a beneficial owner of 10% or more of the Company's Common Stock at the time) Form 4 due February 10, 1994 was received by the SEC on February 14, 1994.

Item  10. EXECUTIVE COMPENSATION

                  The following table sets forth certain information regarding the compensation earned during each of the fiscal years ended December 31, 1994, 1993 and 1992 by the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000:





                                                                                                   Long-Term Compensation
                                                                                                   -----------------------
                                           Annual Compensation                       Awards                Payments
                                  ------------------------------------     ----------------------------    ---------
(a)                     (b)           (c)           (d)          (e)          (f)              (g)            (h)           (i)
                                                                Other
                                                               Annual       Restricted      Securities
Name and                                                       Compen-        Stock         Underlying       LTIP        All other
Principal                          Salary         Bonus        sation        Award(s)        Options/       Payouts      Compensa-
Position              Year          ($)           ($)         ($) (1)          ($)           SARs (#)         ($)       tion ($) (2)
- ---------            ------     ---------      --------     ----------      ----------    -------------   -----------  -------------

David Greenberg
 Chairman & Pres.      1994      $112,469      $  -          $  4,506     $     -            200,000        $   -          $    144
 (Chief Executive      1993       142,700         -            10,400           -              -                -               276
   Officer)            1992       151,600         -            15,680           -              -                -             1,961

Joan Greenberg
 (Executive Vice       1994        66,560         -            36,000           -             200,000           -                17
   President           1993        87,188         -              -              -              -                -               276
   & Secretary)        1992       160,166         -              -              -              -                -               276


(1)  Includes consulting fees and auto allowance
(2)  Includes premium payment for excess life insurance

Stock Options

              The following table contains information relating to stock options:

                    OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
                              (Individual Grants)



                                                     Percent of total
                                                     options/SARs           Exercise or
                                                     granted to             base price
                                  Options/SARs       employees in                           Expiration
Name                              granted (#)        fiscal year              ($/Sh)        date
- ----                              ------------       -------------------    -----------     ------------
Charles Kralick                      25,000                  5.5%             $0.303          03/13/04
Joseph Pascal                       300,000                 65.9%              $0.33          08/30/04


- -----------
(1) Does not include the grant of options to acquire 200,000 shares to each David Greenberg, Herbert Greenberg and Joan Greenberg on August 31, 1994 at $0.33 per share, which options were canceled during February 1995.


                    AGGREGATED OPTION/SAR EXERCISES IN LAST
                    FISCAL YEAR AND FY-END OPTION/SAR VALUES



                                                                              Number of           Value of
                                                                              Unexercised         Unexercised
                                                                              Options/SARs        In-The-Money
                                                                              at FY-End (#)       Options/SAR at
                               Shares Acquired on                             Exercisable/        FY-End ($)
Name                           Exercise (#)             Value Realized ($)    Unexercisable       Exercisable/Unexercisable
- ----                           ------------------       ------------------    -------------       --------------------------
Joseph Pascal                            -0-                    -0-           300,000/-0-
Herbert Greenberg                        -0-                    -0-           316,000/-0-
David Greenberg                          -0-                    -0-           375,000/-0-
Joan Greenberg                           -0-                    -0-           451,110/-0-



              Compensation of Directors

              Outside directors are paid $500 per director/per meeting for their services as directors.

              Employment Contracts

              All prior employment agreements with David Greenberg, Joan Greenberg and Herbert Greenberg terminated February 13, 1995. See
              Item 1 Business-Related Events regarding the terms of consulting agreements and non-competition agreements with the foregoing.

              Effective March 1, 1995 the Company entered into an employment agreement with Paul Sutton which expires December 31, 1997. Mr. Sutton is to receive an annualized minimum salary of $25,000 together with such bonuses and increases as the board of directors may determine. In addition, the officer is to receive options to purchase 240,000 shares of the Company's stock under its 1990 stock option plan and $30,000 per year as an unaccounted expense allowance. He is also entitled to group life and medical insurance.

              On February 1, 1995, subsequent to the balance sheet date, the Company signed an employment agreement with its current President and Chief Operating Officer. The terms of the agreement are from March 1, 1995 through December 31, 1997 at an annualized minimum salary of $210,000. In addition, the officer is to receive options to purchase 240,000 shares of the Company's stock under its 1990 stock option plan, $30,000 per year as an unaccountable expense allowance and continued participation in Company benefit plans such as life and medical insurance.

Item 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT


              (a) The following sets forth the name of each person who is known to the Company to be the beneficial owner of more than 5% of the Company's Common Stock, $.0001 par value, the only class of stock of the Company as of March 1, 1995:



             Name and address                                  Amount and nature                   Percent
             of beneficial owner                             of beneficial owner                  of Class
             -------------------                             -------------------                 ----------

             Paul Sutton                                         2,042,000 (1)                     22.3%
             Rocky Mount Undergarment Co., Inc.
             350 Fifth Avenue
             New York, New York

             Joseph Pascal                                       1,200,000 (2)                     13.4%
             Rocky Mount Undergarment Co., Inc.
             350 Fifth Avenue
             New York, New York

             LMA, Ltd.                                           5,681,980 (3)                     67.5%
             Ballarose
             Hillery Green
             Douglas 1M2 6DE
             Isle of Man

             Herbert Greenberg                                   1,198,587 (4)                     13.7%
             212 Kimberly-Jo Drive
             PO Box 7305
             Rocky Mount, NC  27804

             David Greenberg                                       849,748 (5)                      9.7%
             219 Hillcrest Lane
             Oyster Bay, NY  11771

             Joan Greenberg                                        635,568 (6)                      7.2%
             219 Hillcrest Lane
             Oyster Bay, NY  11771


          ----------
          (1) Includes 240,000 shares issuable upon the exercise of options, also includes 1,302,430 shares over which LMA have an irrevocable proxy described in note 3 below and upon which Paul Sutton is named as agent for LMA.

          (2) Includes 660,000 shares in the name of Rossette Pascal, wife of Joseph Pascal and 540,000 shares issuable upon exercise of options.

          (3) Includes 4,050,000 shares owned directly and 1,302,430 shares owned directly in the names of Herbert Greenberg, David Greenberg and Joan Greenberg over which LMA, has an irrevocable proxy until February 10, 2000. Paul Sutton is named as an agent of LMA, with respect to this proxy. Also includes an option to acquire the foregoing shares and 329,550 other shares owned by affiliates of the Greenbergs, until March 31, 1996 at $1.50 per share and a right of first refusal until February 13, 1997 with respect to the foregoing shares.

          (4) Herbert Greenberg is the brother of David Greenberg. Includes 783,948 shares owned directly, pro-rata ownership being 114,639 shares owned by certain affiliates and 300,000 shares issuable upon the exercise of options. Does not include right of first refusal to acquire the above shares of LMA, in a private transaction until February 13, 2000.

          (5) David Greenberg is the brother of Herbert Greenberg and husband of Joan Greenberg. Includes 497,978 shares owned directly, pro-rata ownership being 1,770 shares owned by a certain affiliate and 350,000 shares issuable upon the exercise of options. Does not include the right of first refusal to acquire the above shares of LMA, in a private transaction until February 13, 2000 or shares owned by Joan Greenberg or Herbert Greenberg.

          (6) Joan Greenberg is the wife of David Greenberg. Includes 20,504 shares owned directly, pro-rata ownership being 165,064 shares owned by an affiliate and 450,000 shares issuable upon the exercise of options. Does not include the right of first refusal to acquire the above shares of LMA in a private transaction until February 13, 2000 or shares owned by David Greenberg or Herbert Greenberg.

              (b) The following sets forth the ownership of the Company's Common
                  Stock $.0001 par value the only class of stock of the Company as of March 1, 1995 by the following directors and the directors and officers of the Company as a group.



                   Name and address                                  Amount and nature             Percent
                   of beneficial owner                             of beneficial owner            of Class
                   -------------------                             -------------------            ---------
                   Paul Sutton                                         2,042,430 (1)                22.3%
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York

                   Joseph Pascal                                       1,200,000 (2)                13.4%
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York

                   Samuel McCormack                                    5,681,980 (3)                67.5%
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York

                   Terence Allan Riches                                   -                          *
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York



                   Name and address                                  Amount and nature             Percent
                   of beneficial owner                             of beneficial owner            of Class
                   -------------------                             -------------------            ---------
                   Richard Wynn                                            100                         *
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York

                   Paul Adest                                              -                           *
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York

                   David Michael                                            -                          *
                   Rocky Mount Undergarment Co., Inc.
                   350 Fifth Avenue
                   New York, New York

                   Officers and directors as a group                 7,222,080                        78.5%
                   (8 persons)



      -----------
      (1)    See Note 1 under Item 11(a) above.
      (2)    See Note 2 under Item 11(a) above.
      (3)    Has voting control over LMA.  See Note 3 under Item 11(a) above.
       *     Less than one percent

             (c)   Changes in Contract.


                   Reference is made to the discussion contained in Item 1 under Restructuring and Related Events to the transfer of control of the Company to LMA.

Item 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Reference is made to Item 1 Business with reference to each of the following:

          (a) Purchase by Herbert Greenberg during the first quarter of 1994 of 495,000 shares of the Company for $150,000.

          (b) Purchase by Joseph Pascal during 1994 of 660,000 shares of the Company for $200,000.

          (c) Sale of 4,050,000 shares of the Company (and 200,000 shares to Lynda Rose McQueen for $400,000 to LMA. The agreement had originally been signed by Paul Sutton and then assigned by him to LMA.

          (d) Consulting and restrictive covenant agreements between the Company and David Greenberg, Herbert Greenberg and Joan Greenberg effective February, 1995.

          (e) Termination of previously granted stock options and issuance of a total of 1,100,000 options to David Greenberg, Herbert Greenberg and Joan Greenberg.

          Reference is made to the Notes 14 and 15 to the consolidated financial statements with reference to each of the following:

          (a) During 1994, the Company's president and chief operating officer, Joseph Pascal, had made available to the Company, a letter of credit facility of an unrelated entity, of which he is also the President. The Company deposited $75,000 with this entity as collateral against unpaid letters of credit. Shipments made under this facility aggregated approximately $1,780,000 for 1994. Fees charged to the Company for the use of this facility aggregated approximately $43,000 of which approximately $16,000 was paid in cash and $27,000 was applied against the deposit.

          (b) At December 31, 1994 loans receivable from several directors/officers of the Company were as follows:

                     Mr. David Greenberg                           $49,500
                     Mrs. Joan Greenberg                           $49,500
                     Mr. Herbert Greenberg                         $60,000

              Interest at the prime rate for the year ended December 31, 1994 was waived by the Company. Subsequent to the balance sheet date the above directors/officers resigned as officers and directors of the Company. Their indebtedness can be forgiven pending certain provisions detailed in their new consulting agreements.

          (c) The Company leases a building for $4,980 per month from a Partnership in which three of its principal stockholders are partners. The current term of the lease expires in May 1997. Rent expense under this lease was $59,760 in 1994 and 1993. The Company has the right of first refusal to acquire the property in the event that the Partnership desires to sell. The Company is a co-guarantor of a $320,000 mortgage on the property which was due in July 1992, but was extended on a month to month basis by the Resolution Trust Corporation ("RTC") as holder of the loan.

Item 13.     EXHIBITS AND REPORTS ON FORM 8-K

             (a)   Exhibits



Exhibit
Number       Exhibit                                                            Method of Filing
- ------       ------                                                             ----------------
2.           Plan of Acquisition, Reorganization,
             Arrangement, Liquidation or Succession

2.1          Assets Purchase Agreement, dated                                   Incorporated by reference to
             November 18, 1991, among ASBK,                                     Exhibit 2.1 to the Company's
             Inc., 18 North Main Street, Inc.,                                  Annual Report on Form 10-K
             Westfield Manufacturing                                            for the year ended December 31,
             Corporation, Marion Rohr                                           1991 (the "1991 Form 10-K").
             Corporation and HMC
             Acquisition Corp.

2.2          Amended Plan of Reorganization                                     Incorporated by reference to
             dated December 16, 1993, of Rocky                                  Exhibit to the Company's Report on
             Mount Undergarment Co., Inc.                                       Form 8-K dated January 27, 1994.

3.           Articles of Incorporation and By-Laws

3.1          Certificate of Incorporation                                       Incorporated by reference to Exhibits 3.1
                                                                                through 3.3 to the Company's
                                                                                Registration Statement on Form S-1
                                                                                (#2-87477), dated May 11, 1984
                                                                                ("1984 Registration Statement") and
                                                                                Exhibit 3.4 to the Company's
                                                                                Registration Statement on Form S-1
                                                                                (#2-98478), dated July 16, 1985
                                                                                ("1985 Registration Statement"),
                                                                                except for Article 11, adopted on
                                                                                June 24, 1987, incorporated by
                                                                                reference to Exhibit 3.1 to the
                                                                                Company's Annual Report on Form 10-K
                                                                                for the year ended December 31, 1987
                                                                                (the "1987 Form 10-K"), and except
                                                                                for Article 4, adopted on May 14,
                                                                                1990, incorporated by reference to
                                                                                the Company's Annual Report on Form
                                                                                10-K for the year ended December 31,
                                                                                1990 (the "1990 Form 10-K")

3.2          By-laws
                                                                                Incorporated by reference to Exhibit 3.2 of the 1987
                                                                                Form 10-K.



3.3          Certificates of Amendment of Certificate                           Incorporated by reference to Exhibits
             of Incorporation filed April 21, 1994                              on Item 6(a) to Form 10-Q for the
             and June 1, 1994.                                                  period ended July 3, 1994.

10.          Material Contracts

10.1         Factoring Agreement dated January 29,                              Incorporated by reference to Exhibit
             1993, as amended, between Rosenthal                                to the Company's Report on Form 10-Q
             & Rosenthal, Inc. and the Company.                                 for the period ended April 4, 1993.

10.2         Second Amendment to Lease between                                  Incorporated by reference to Exhibit
             Rocky Mount Undergarment Co., Inc.                                 10.17 to 1984 Registration Statement;
             and Searington Realty dated October 14,                            Second Amendment thereto, dated
             1981 and January 1, 1982, as amended                               October 1, 1988, incorporated by
             on September 2, 1983, as further                                   reference to Exhibit 10.9 to the 1988
             amended on October 1, 1988.                                        Form 10-K.

10.3         Third Amendment to Lease between                                   Incorporated by reference to Exhibit
             Rocky Mount Undergarment Co., Inc..                                10.8 to the Company's Annual Report
             and Searington Realty, dated January 21,                           on Form 10-K for the year ended
             1989.                                                              December 31, 1989 (the "1989 Form 10-K").

10.4         Letter Agreement dated July 21, 1989,                              Incorporated by reference to Exhibit
             between Searington Realty and Rocky                                10.9 to the 1989 Form 10-K.
             Mount Undergarment Co., Inc.

10.5         License Agreement, dated June 1, 1989                              Incorporated by reference to Exhibit
             between the United States Shoe                                     10.11 to the 1989 Form 10-K;
             Corporation and Rocky Mount                                        Amendment thereto dated January 29,
             Undergarment Co., Inc., as renewed                                 1992 incorporated by reference to
             and Amended on January 29, 1992                                    Exhibit 10.9 to the Company's
             and August 18, 1993.                                               Annual Report on Form 10-K for the
                                                                                year ended December 31, 1992 (the
                                                                                "1992 Form 10-K"); Amendment
                                                                                thereto dated August 10, 1993, filed
                                                                                herewith.

10.6         1990 Stock Option Plan                                             Incorporated by reference to
                                                                                Exhibit 4(A) to the Company's
                                                                                Registration Statement on Form S-8,
                                                                                dated June 8, 1990.

10.7         Agreement dated as of December   ,                                 Incorporated by reference to Exhibit
             1993, among Rocky Mount Under-                                     10.14 to the Company's Form 10-K
             garment Co., Inc., David Greenberg                                 for the year ended December 31, 1993
             and Joseph Pascal, as amended.                                     (the "1993 Form 10-K").





10.8         Form of Agreement dated as of                                      Incorporated by reference to Exhibit
             December 15, 1993 between Rocky                                    10.15 to the 1993  Form 10-K.
             Mount Undergarment Co., Inc., and
             Peter Gibb.

10.9         Deed of Trust, Assignment of Rents                                 Incorporated by reference to Exhibit
             and Leases, Security Agreement and                                 10.18 to the 1993 Form 10-K.
             Fixture Filing from Rocky Mount
             Undergarment Co., Inc., to Richard T.
             Fountain, Jr., Trustee, dated February 28,
             1994.

10.10        Stock Purchase Agreement made as of                                Filed herewith.
             January 19, 1995 between the Company
             and Paul Sutton.

10.11        Amendment to Stock Purchase Agreement                              Filed herewith.
             made February 10, 1995 between the
             Company and LMA, Ltd.

10.12        Assignment and assumption agreement                                Filed herewith.
             between Paul Sutton, LMA Ltd. and
             Lynda Rose McQueen, amended
             January 24, 1995.

10.13        Option and Right of First Refusal Agreement                        Filed herewith.
             of David Greenberg, Joan Greenberg, and
             Herbert Greenberg to Paul Sutton with
             assignment to LMA, Ltd. dated February 13,
             1995.

10.14        Non-Competition and Consultant Agreement                           Filed herewith.
             between the Company and David Greenberg
             made as of February 13, 1995.

10.15        Non-Competition and Consultant Agreement                           Filed herewith.
             between the Company and Joan Greenberg
             made as of February 13, 1995.

10.16        Non-Competition and Consultant Agreement                           Filed herewith.
             between the Company and Herbert Greenberg
             made as of February 13, 1995.

10.17        Inducement agreement with transfer to                              Filed herewith.
             LMA, Ltd. made as of January 19, 1995.

10.18        Employment Agreement between the                                   Filed herewith.
             Company and Joseph Pascal made as
             of February 1, 1995.




10.19        Employment Agreement between the                                   Filed herewith.
             Company and Paul Sutton made as of
             March 1, 1995.

10.20        Escrow Agreement for the shares of                                 Filed herewith.
             David Greenberg, Joan Greenberg and
             Herbert Greenberg made as of February 10,
             1995.

10.21        Limited Continuing Guarantee signed by                             Filed herewith.
             LMA, Ltd. and Paul Sutton dated February
             10, 1995.

10.22        Irrevocable proxy by Herbert Greenberg                             Filed herewith.
             dated February 1995.

10.23        Irrevocable proxy by Joan Greenberg                                Filed herewith.
             dated February 10, 1995.

10.24        Irrevocable proxy by David Greenberg                               Filed herewith.
             dated February 10, 1995.

10.25        Promissory Note for $200,000 dated                                 Filed herewith.
             February 10, 1995.

10.26        Factoring agreement with Finova Capital                            Filed herewith.
             Corporation dated March 31, 1995

22.          List of Subsidiaries

             Name of Subsidiary                                                 State of Incorporation

             Searington Sales Corp.                                             New York
             Marion Rohr Corp. (formerly known as HMC
               Acquisition Corp.)                                               New York
             Hornell Properties, Inc.                                           New York
             Front Street Properties, Inc.                                      New York
             Van Emmons Properties, Inc.                                        Pennsylvania
             J.C. Reed, Ltd.                                                    Delaware


          (b) No reports were filed during the last quarter of the fiscal year on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROCKY MOUNT UNDERGARMENT CO., INC.

Date: May 11, 1995            /s/ Joseph Pascal
      --------------------    ---------------------------------------------
                              Joseph Pascal
                              President

Date: May 11, 1995            /s/ Paul Sutton
      --------------------    ---------------------------------------------
                              Paul Sutton
                              Chief Executive Officer and Secretary

Date: May 17, 1995            /s/ Peter Gibb
      --------------------    ---------------------------------------------
                              Peter Gibb
                              Chief Financial Officer and Vice President Finance

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following Directors on behalf of the Company on the dates indicated:


Date: May 11, 1995            /s/ Paul Sutton
      --------------------    ---------------------------------------------
                              Paul Sutton


Date: May 11, 1995            /s/ Joseph Pascal
      --------------------    ---------------------------------------------
                              Joseph Pascal


Date:
      --------------------    ---------------------------------------------
                              Samuel McCormack


Date: May 12, 1995            /s/ Terence Allan Riches
      --------------------    ---------------------------------------------
                              Terence Allan Riches


Date: May 13, 1995            /s/ Richard Wynn
      --------------------    ---------------------------------------------
                              Richard Wynn


Date: May 17, 1995            /s/ Paul Adest
      --------------------    ---------------------------------------------
                              Paul Adest


Date: May 17, 1995            /s/ David Michael
      --------------------    ---------------------------------------------
                              David Michael

                          INDEPENDENT AUDITORS' REPORT



To The Stockholders and Directors
Rocky Mount Undergarment Co., Inc.
Rocky Mount, North Carolina


We have audited the accompanying consolidated balance sheet of Rocky Mount Undergarment Co., Inc. and subsidiaries as of December 31, 1994 and the related consolidated statements of operations, changes in shareholders' equity (deficit) and cash flows for the two years in the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Rocky Mount Undergarment Co., Inc. and subsidiaries at December 31, 1994, and the results of their operations and their cash flows for the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Rocky Mount Undergarment Co., Inc. and subsidiaries will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Rocky Mount Undergarment Co., Inc. and subsidiaries have suffered recurring losses from operations, experienced cash flow difficulties, and on January 26, 1993 Rocky Mount Undergarment Co., Inc. filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. On January 13, 1994, the Bankruptcy Judge signed an order which approved the Company's amended plan of reorganization, however, continued operating losses and cash flow difficulties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 16. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As explained in Note 2h to the financial statements, the Company adopted SFAS No. 109, Accounting For Income Taxes effective January 1, 1993.


                                      /s/ LAZAR, LEVINE & COMPANY LLP
                                      ------------------------------------------
                                          LAZAR, LEVINE & COMPANY LLP

New York, New York
March 17, 1995 except as to
Note 16b, the date of which
is March 31, 1995

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                            AS OF DECEMBER 31, 1994

                              - ASSETS (Note 7) -


CURRENT ASSETS:
   Cash                                                                                                             $    42,391
   Restricted cash (Note 3)                                                                                             100,000
   Accounts receivable - net of allowance for uncollectible
     accounts of $50,000                                                                                                 24,630
   Note receivable - current portion (Note 5)                                                                             3,560
   Inventories (Notes 2b and 4)                                                                                       1,440,792
   Prepaid expenses and other current assets                                                                            135,977
                                                                                                                   ------------
TOTAL CURRENT ASSETS                                                                                                  1,747,350

FIXED ASSETS:
   Property, plant and equipment, net of accumulated depreciation
     and amortization (Notes 2c, 6 and 9)                                                                               548,432

OTHER ASSETS:
   Note receivable - net of current portion (Note 5)                                                $  46,440
   Loans receivable - officers (Note 14b)                                                             159,000
   Other assets                                                                                        13,496           218,936
                                                                                                   ----------       -----------
                                                                                                                     $2,514,718
                                                                                                                    ===========


                                         - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
   Due to factor (Note 7)                                                                                           $   399,033
   Current portion of long-term debt (Note 9)                                                                            40,673
   Accounts payable                                                                                                   1,080,213
   Accrued liabilities (Note 8)                                                                                         133,401
   Income taxes payable (Notes 2h and 10)                                                                                79,440
                                                                                                                   ------------
TOTAL CURRENT LIABILITIES                                                                                             1,732,760

LONG-TERM DEBT - NET OF CURRENT PORTION (Note 9)                                                                         37,831

COMMITMENTS AND CONTINGENCIES  (Notes 10, 11, 13, 14 and 15)

SHAREHOLDERS' EQUITY  (Notes 1, 12 and 16):
   Common stock, par value $.0001 - Authorized
     10,000,000 shares; Issued, 4,675,900 shares                                                $         468
   Additional paid-in capital                                                                       7,686,150
   Deficit in retained earnings                                                                    (6,017,464)
   Treasury stock, at cost, 522,500 shares                                                           (925,027)          744,127
                                                                                                 ------------       -----------
                                                                                                                     $2,514,718
                                                                                                                    ===========


      See notes to consolidated financial statements and auditors' report.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                      Years Ended December 31,
                                                                                                -------------------------------
                                                                                                     1994               1993
                                                                                                -------------     -------------
                                                                                                                   (See Note 1)
REVENUES:
   Net sales                                                                                     $  9,510,753      $13,099,532
   Other income                                                                                       161,435           36,080
                                                                                                -------------    -------------
                                                                                                    9,672,188       13,135,612
                                                                                                -------------    -------------

COSTS AND EXPENSES:
   Cost of sales                                                                                    8,229,696       11,649,768
   Selling, general and administrative expenses                                                     2,334,417        2,496,876
   Financing costs                                                                                    451,826          512,078
                                                                                                -------------     ------------
                                                                                                   11,015,939       14,658,722
                                                                                                -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEMS AND
   PROVISION FOR INCOME TAXES                                                                      (1,343,751)      (1,523,110)

   Provision for income taxes (Notes 2h and 10)                                                        -                -
                                                                                                -------------    -------------

LOSS BEFORE EXTRAORDINARY ITEMS                                                                    (1,343,751)      (1,523,110)
                                                                                                -------------    -------------

EXTRAORDINARY ITEMS (Net of Taxes - Note 10):
   Gain on extinguishment of debt (Note 1)                                                          2,274,663            -
   Professional fees - reorganization                                                                 (67,435)        (630,792)
                                                                                               --------------     ------------
                                                                                                    2,207,228         (630,792)
                                                                                                -------------     ------------

NET INCOME (LOSS)                                                                               $     863,477      $(2,153,902)
                                                                                                =============      ===========

INCOME (LOSS) PER SHARE  (Note 2d):
   Loss from operations                                                                         $        (.34)     $      (.52)
   Extraordinary items                                                                                    .56             (.22)
                                                                                                -------------     ------------
                                                                                                $         .22      $      (.74)
                                                                                                =============     ============

WEIGHTED AVERAGE SHARES OUTSTANDING  (Note 2d)                                                      3,926,468        2,898,400
                                                                                                    =========        =========









      See notes to consolidated financial statements and auditors' report.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 1994 AND 1993



                               Common Stock                                              Treasury Stock            Total
                       -------------------------      Additional        Retained    ------------------------    Shareholders'
                          Number                       Paid-in         Earnings       Number                       Equity
                        of Shares        Amount        Capital         (Deficit)    of Shares        Amount       (Deficit)
                        ---------      ----------    ------------    ------------    ---------     -----------  ------------

Balance,
December 31, 1992       3,420,900     $   34,209       $7,272,109    $(4,727,039)     522,500       $(925,027)      $1,654,252

Net loss                   -               -               -          (2,153,902)       -               -           (2,153,902)
                        ---------      ---------       ----------    -----------      -------      ----------       ----------

Balance,
December 31, 1993       3,420,900         34,209        7,272,109     (6,880,941)     522,500        (925,027)        (499,650)

Sale of stock
(Note 12b)              1,155,000         11,550          338,450          -            -               -              350,000

Issuance of
stock for
finders fee
(Note 12b)                100,000          1,000           29,300          -            -               -               30,300

Adjustment due to
change in par value
of common stock
(Note 12b)                  -            (46,291)          46,291          -            -               -                -

Net Income                 -               -               -             863,477        -               -              863,477
                      -----------    -----------     ------------      ---------    ---------       ---------      -----------

BALANCE,
DECEMBER 31, 1994       4,675,900       $    468       $7,686,150    $(6,017,464)     522,500       $(925,027)     $   744,127
                        =========       ========       ==========    ===========      =======       =========      ===========

















      See notes to consolidated financial statements and auditors' report.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS Page 1 of 2


                                                                                                   Years Ended December 31,
                                                                                             ---------------------------------
                                                                                                  1994                 1993
                                                                                             ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                          $    863,477          $(2,153,902)
   Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
        Depreciation                                                                               169,565              239,347
        (Decrease) in inventory obsolescence reserve                                               (59,000)            (570,000)
        (Decrease) in restructuring reserves                                                      (186,000)            (181,942)
        Stock issuance for finders fee                                                              30,300               -
        Increase (decrease) in bad debt provision                                                   57,042              (10,000)
        (Gain) on extinguishment of debt                                                        (2,274,663)               -
        (Gain) loss on sale/abandonment of property and equipment                                 (114,572)             105,615
   Changes in assets and liabilities:
     Accounts receivable                                                                           (26,385)             (28,661)
     Inventories                                                                                   357,768            2,458,789
     Prepaid expenses                                                                              (82,793)              25,831
     Other assets                                                                                    5,749               58,001
     Accounts payable                                                                              882,914              (45,713)
     Accrued liabilities                                                                          (435,038)             231,866
     Income taxes payable                                                                           11,440               -
                                                                                               -----------         ------------
        Net cash (used in) provided by operating activities                                       (800,196)             129,231
                                                                                               -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                            (12,683)             (42,260)
   Proceeds from sale of stock                                                                     350,000               -
   Proceeds from sale of property, plant and equipment                                             373,600               42,439
                                                                                              ------------        -------------
        Net cash provided by investing activities                                                  710,917                  179
                                                                                              ------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net reduction of amount due to/from factor                                                      742,670               30,686
   Principal borrowing (payments) on note payable                                                  125,000              (38,761)
   Principal payments of long-term debt                                                           (343,427)             (32,384)
   Payments of liabilities subject to compromise                                                  (340,711)             (46,036)
                                                                                              ------------       --------------
        Net cash provided by (used in) financing activities                                        183,532              (86,495)
                                                                                              ------------       --------------

NET INCREASE IN CASH                                                                                94,253               42,915

CASH, BEGINNING OF YEAR                                                                             48,138                5,223
                                                                                             -------------        -------------

CASH, END OF YEAR                                                                             $    142,391         $     48,138
                                                                                              ============         ============






                           See notes to consolidated financial statements and auditors' report.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS             Page 2 of 2

                                                 Years Ended December 31,
                                               --------------------------
                                               1994                 1993
                                               ----                 ----


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                             $237,627             $273,135
   Income taxes paid                           11,849                -





SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND
   FINANCING ACTIVITIES:

In 1994 a capital lease obligation reduction of $60,410 was recorded as a result of the Company returning various computer equipment under a capital lease.

During 1994, the Company transferred certain real and personal property to a bank in consideration for full release from all obligations under its mortgage which aggregated approximately $454,000. During 1993 the book value of the assets representing the collateral for this mortgage were written down to the amount of the existing debt.

During 1993, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Liabilities subject to compromise in the amount of $2,729,410 were reclassified from their usual categories on the balance sheet until they were settled under the ultimate plan of reorganization. Priority payments of $46,036 were made during 1993.






















      See notes to consolidated financial statements and auditors' report.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993




NOTE  1 -      GENERAL DESCRIPTION:

              The Company is a Delaware corporation organized in 1959, which manufactures and markets intimate apparel for women and children.

              Proceedings Under Chapter 11

              On January 26, 1993 (the "Petition Date"), Rocky Mount Undergarment Co., Inc., the parent company but not its subsidiaries, filed a voluntary petition for reorganization under Chapter 11 of Title 11 of the United States Bankruptcy Code ("Chapter 11") in the United States Bankruptcy Court for the Southern District of New York ("Bankruptcy Court") and operated its business as a debtor-in-possession for the remainder of 1993, subject to the supervision of the Bankruptcy Court. The Chapter 11 filing was the result of a cash shortfall due to difficulties associated with the December 1991 acquisition of Marion Rohr Corp., higher than anticipated costs associated with the continuing development of a line of fashion daywear and continuing operating losses.

              On January 13, 1994 (the "Confirmation Date"), the Bankruptcy Judge signed an order which approved the Company's Amended Plan of Reorganization ("Plan") ending the Company's status as a debtor-in-possession.

              The reorganization plan provided that unsecured creditors receive 20% of their allowed claims. In addition, the unsecured creditors would receive a pro-rata distribution based upon 50% of the net recovery by the Company, if any, upon a claim of trademark infringement with respect to the Company's Blossoms(R) trademark, if such recovery occurs within two years after the initial payment of claims. No such action occurred during 1994 or is deemed likely by the management of the Company during 1995.

              Funding of the Plan was consummated by the receipt during the first quarter of 1994 of $675,000 from the following sources:

         (a) Herbert Greenberg, a former officer of the Company (see Note 16a) purchased 495,000 shares of stock for $150,000,

         (b) Joseph Pascal, the current President and Chief Operating Officer of the Company (see Note 16c) purchased 660,000 shares of stock for $200,000,

         (c) Rosenthal & Rosenthal Inc., the Company's factor, loaned the Company $300,000 secured by a lien on the land and building at the Company's main operating facility in Rocky Mount, North Carolina, and

         (d) Mary Beth Greenberg, a stockholder, loaned the Company $25,000 repayable in monthly installments of $1,100 (including interest at 9% per annum) through April 1996.

              A final decree and bankruptcy closing report was granted by the Court in October 1994. Substantially all pre-petition liabilities were settled during the year and an extraordinary gain on extinguishment of debt aggregating approximately $2,275,000 was recognized.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993




NOTE  2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

              The Company's accounting policies are in accordance with generally accepted accounting principles. Outlined below are those policies considered particularly significant.

         (a)  Basis of Consolidation:

              The consolidated financial statements include the accounts of Rocky Mount Undergarment Co., Inc. and its subsidiaries all of which are wholly-owned. All material intercompany balances and transactions have been eliminated in consolidation.

         (b)  Inventories:

              Inventories are stated at the lower of cost or market, determined on a first-in, first-out basis.

         (c)  Property, Plant and Equipment:

              Property, plant and equipment are stated at cost. Depreciation is computed by applying the straight-line method over the estimated useful lives of the assets as follows:

                   Land improvements                               10 years
                   Building and building improvements         15 - 20 years
                   Machinery and equipment                      5 - 8 years
                   Leasehold improvements                      8 - 10 years

              Major renewals and betterments are capitalized, while maintenance and repairs are expensed as incurred.

         (d)  Income (Loss) Per Share:

              Net income (loss) per share has been computed based upon the weighted average number of common and common equivalent shares outstanding during each period presented.

              The following average shares were used for the computation of earnings per share:

                                                         1994            1993
                                                      -----------      ---------

                                                      3,926,468        2,898,400

         (e)  Post Retirement Benefits:

              On December 31, 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Post Retirement Benefits Other Than Pensions". SFAS No. 106 requires that companies recognize the cost of providing post retirement health care and other non-pension benefits over an employee's service periods, rather than as the benefits are paid. The Company does not provide any non-pension post retirement benefits at the present time.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE  2 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

         (f)  Postemployment Benefits:

              In November 1992, the Financial Accounting Standards Board issued Statement No. 112, "Employers' Accounting for Postemployment Benefits" which became effective for fiscal years beginning after December 15, 1993. This standard requires the expensing, on an accrual basis, of all benefits provided to former or inactive employees and their beneficiaries after employment but before retirement. The Company does not provide any postemployment benefits at this time.

         (g)  Statements of Cash Flows:

              For purposes of the statements of cash flows, the Company considers all investments purchased with an original maturity of three months or less to be cash.

         (h)  Income Taxes:

              The Company has elected to file a consolidated federal income tax return with its subsidiaries. The Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), for the year ended December 31, 1993. SFAS 109 requires recognition of deferred tax liabilities and assets for expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based upon the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the difference is expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The effect of the adoption of SFAS 109 was not material. (See Note 10)

         (i)  Reclassifications:

               Certain items on the 1993 financial statements have been reclassified to conform with the current years reporting format.

         (j)  Going Concern Uncertainty:

              The accompanying consolidated financial statements have been prepared on a going concern basis, in conformity with generally accepted accounting principles, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company has experienced recurring losses from operations and ongoing cash flow difficulties. Continued difficulties would raise substantial doubt about the Company's ability to continue as a going concern. The Company has undergone several significant restructuring changes subsequent to the balance sheet date (see Note 16) which it believes will allow the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of his uncertainty.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE  3 -      RESTRICTED CASH:

              The Company has a $100,000 cash deposit with it's factor as security against monies loaned the Company in conjunction with its emergence from Chapter 11. This cash is being held in an interest bearing escrow account (see Note 7).


NOTE  4  -     INVENTORIES:

              Inventories at December 31, 1994 consist of the following:


                      Finished goods                              $  763,171
                      Work in process                                214,621
                      Raw materials                                  463,000
                                                                  ----------
                                                                  $1,440,792
                                                                  ==========


NOTE  5 -      NOTE RECEIVABLE - SALE OF PROPERTY:

              During 1994 the Company sold one of its manufacturing facilities for approximately $419,000 and recorded a gain on this sale of approximately $132,000. At closing, the Company paid off two existing mortgages on the property totalling approximately $253,000 and received proceeds (net of closing costs) of approximately $133,000 which included a $50,000 promissory note dated November 15, 1994 bearing interest at the prime rate (but not to exceed 10%) per annum. This note is to be paid in 35 consecutive monthly installments of principal and interest (using a 10 year amortization schedule) with the remaining balance due in full on November 15, 1997. At December 31, 1994, $50,000 was still due on this note.


NOTE  6 -      PROPERTY, PLANT AND EQUIPMENT:

              At December 31, 1994, fixed assets consisted of the following:

                   Land and land improvements                        $  155,077
                   Buildings and building improvements                  598,103
                   Machinery and equipment                            2,886,919
                   Leasehold improvements                                36,062
                                                                     ----------
                                                                      3,676,161
                   Less: accumulated depreciation                     3,127,729
                                                                     ----------
                                                                     $  548,432
                                                                     ==========

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993




NOTE  7 -      FACTORING AGREEMENTS:

              The Company's non-recourse factoring agreements provide for advances of up to 85% of eligible accounts receivable (80% prior to October, 1994) placed with the factor. The minimum factoring charge is 1% of gross sales subject to escalation based on the credit worthiness of certain customers and the dating of sales invoices. Interest on advances accrues at the prime rate plus 2 1/2% per annum. Collateral for the factoring and over-advance agreements include substantially all of the Company's assets, including accounts receivable, inventories, property, plant and equipment (except those assets collateralizing long-term debt) and cash held in escrow (see Note 3). See also Note 16b regarding subsequent new financing arrangement.

NOTE  8 -      ACCRUED LIABILITIES:

              Accrued expenses at December 31, 1994 consisted of the following:





                       Professional fees                              $35,078
                       Salaries and wages                              81,542
                       Other                                           16,781
                                                                     --------
                                                                     $133,401
                                                                     ========

NOTE  9 -      LONG-TERM DEBT:

         (a)  Obligations Under Capital Leases:

              The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the asset.

              The Company has a capital lease for computer equipment with a cost of $107,551 and accumulated depreciation as of December 31, 1994 of $62,960. Depreciation expense relating to this capital lease aggregated $30,873 and $39,847 for 1994 and 1993, respectively.

              The present value of future minimum lease payments having remaining non-cancelable terms of one year or more at December 31, 1994 are as follows:


                       1995                                                                     $41,849
                       1996                                                                      35,596
                       1997                                                                       5,933
                                                                                                -------
               Total minimum lease payments                                                      83,378
               Less amounts representing interest and maintenance                                23,477
                                                                                                -------
               Present value of minimum capital lease payments                                   59,901
               Less current portion of obligation under capital lease                            27,170
                                                                                                -------
               Obligation under capital lease, excluding current portion                        $32,731
                                                                                                =======




              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE  9 -      LONG-TERM DEBT  (Continued):


         (b) Note payable, originally aggregating $25,000, to a shareholder for monies lent to the Company in conjunction with its bankruptcy reorganization, due in monthly installments of $1,100 through April 1996 including interest at 9% per annum

              The following are the principal payments required for each of the next two years:


              1995                                                   $13,503
              1996                                                     5,100
                                                                    --------
                                                                     $18,603
                                                                    ========
              Total interest expense associated with above debt was approximately $13,000 for 1994.

NOTE 10 -     INCOME TAXES:

              The Company's federal income tax returns for the years 1979, 1980, 1981, 1982, 1986 and 1987 have been under examination. In connection with these examinations, the Internal Revenue Service (the "IRS") raised several issues relating to the deductibility of certain expenses.

              The IRS issued to the Company a report dated August 5, 1992, proposing adjustments to the Company's federal income tax returns filed for the years 1979, 1980, 1981, 1982, 1986 and 1987. In a petition dated October 30, 1992, the Company sought relief in the United States Tax Court (Docket Number 24326-92). The case was stayed by the Bankruptcy proceedings (see Note 1) and having been brought under the jurisdiction of the Bankruptcy Court, a tax liability of approximately $340,000 was made, to be treated and paid as a Class 7 general unsecured claim to the IRS of $68,000. The Company is currently negotiating a payment plan with the IRS for the $68,000 liability.

              The tax effects of the temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 1994 are as follows:

                   Fixed assets                                       $  16,000
                   Accounts receivable                                    2,000
                   Inventory                                             14,000
                                                                      ---------
                                                                         32,000
                   Valuation allowance                                  (32,000)
                                                                      ---------
                   Deferred tax asset                                  $    -0-
                                                                      =========

              The Company had available at December 31, 1994 unused net operating loss carryforwards and other tax credits of approximately $8,000,000 and $474,000, respectively which may be applied against future taxable income expiring in various years through 2008. At an assumed tax rate of 34% these carryforwards may result in a deferred tax asset of approximately $2,900,000. Since there is no assurance that the Company will generate future taxable income to utilize this asset, a valuation allowance of $2,900,000 has been provided as of December 31, 1994.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE 10 -     INCOME TAXES  (Continued):

              Subsequent to the balance sheet date, a new investor purchased approximately 50.5% of the outstanding stock of the corporation. According to I.R.C. Section 382, if an ownership change of a loss corporation occurs, the taxable income of that loss corporation for any post-change tax year can be offset by existing net operating loss carryovers only to the extent of the fair market value of the old loss corporations stock multiplied by the long-term tax exempt bond rate. On the date of the change in ownership the estimated amount of net operating loss carryovers that still exist is still to be determined.


NOTE 11 -     RETIREMENT BENEFIT PLAN:

              During 1991, the Company adopted a 401(K) tax deferred savings plan. The plan covers substantially all full-time employees who are at least 21 years of age with one or more years of service. The plan provides for discretionary matching of participating employees contributions and a discretionary profit sharing contribution. No discretionary contributions were made by the Company in 1994 or 1993.


NOTE 12 -     COMMON STOCK / OPTIONS:

         (a) The Company has a stock option plan through which it may grant incentive and non-qualified stock options to management and other key employees, to purchase shares of the Company's common stock. Options which may be granted through April 2000 under the plan become exercisable at the date of grant and expire no later than 10 years after the date of grant. The exercise price of options must be fixed at no less than 100% (110% with respect to optionees owning more than 10% of the stock of the Company) of the fair market value of the common stock at the date of grant.

              In March 1994, 155,000 stock options were granted to various employees from the Company's stock option plan. All options have an exercise price of $.30 per share. As of December 31, 1994, 45,000 options were forfeited while the remaining 110,000 have not yet been exercised. Also in March 1994, the Company reset all options that were currently granted and exercisable under the stock option plan to an exercise price of $.30 per share (except for insiders, for whom the exercise price was reset to $.33 per share).

              In August 1994, 900,000 stock options were granted to four officers of the Company. All options are exercisable at a price of $.33 per share. David Greenberg, Joan Greenberg and Herbert Greenberg each received 200,000 options and Joseph Pascal received 300,000 options. All of these options are exercisable through August 1999 and at December 31, 1994 all 900,000 options remained outstanding. Subsequent to the balance sheet date, David Greenberg, Joan Greenberg and Herbert Greenberg resigned as officers of the Company. Upon their resignation, all stock options held by them expired. New options, 350,000, 450,000 and 300,000, respectively, were issued to purchase shares of stock in the Company at an exercise price of $.33 per share (see Note 16(a)).

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE 12 -     COMMON STOCK / OPTIONS  (Continued):

              The aggregate number of shares of common stock reserved for issuance under these stock option plans is 3,000,000. The following is a summary of stock option activity in the Plans:


                                                                   Shares         Options
                                                                  Reserved       Outstanding           Option
                                                                   for             and                Price Range
                                                                  Options        Exercisable          Per Share
                                                                 ---------       -----------          -------------

               Balance, 12/31/92                                   324,330          675,670           $.30 - $.33
               Cancelled                                            83,475          (83,475)           .30 -  .33
                                                                 ---------        ---------           -----------

               Balance, 12/31/93                                   407,805          592,195           .30 -   .33

               Increase in reserved shares                       2,000,000            -
               Granted                                          (1,055,000)       1,055,000           .30 -   .33
               Cancelled                                            74,200          (74,200)          .30
                                                                ----------       ----------           -----------

               Balance, 12/31/94                                 1,427,005        1,572,995           $.30 - $.33
                                                                 =========        =========           ===========


              A former financial officer of the Company has a non-qualified stock option agreement to purchase up to 50,000 shares of common stock, which are currently exercisable at $3.125 per share through August 24, 1996.

         (b) In March 1994, the Company sold 1,155,000 shares of its stock to two individuals at a price of $.30 per share aggregating $350,000 (see Note 1).

              Also in March 1994, the Company issued 100,000 shares as a finders fee to an individual who assisted in the Company's emergence from bankruptcy. The Company reflected the issuance of these shares as a charge to operations in the amount of $30,300.

              During 1994, the Company filed an amendment to its certificate of incorporation increasing the number of authorized shares of common stock to 10,000,000 shares; and lowering the par value of said shares to $.0001 per share.


NOTE 13 -     ECONOMIC DEPENDENCY:

              Four customers accounted for 32%, 18%, 12% and 10% of net sales during 1994. In 1993, three customers accounted for 23%, 14% and 11% of net sales. Accounts receivable (including accounts receivable factored) from these customers were approximately $296,000, $123,000, $209,000 and $221,000, respectively in 1994 and $241,000, $184,000 and $140,000, respectively in 1993.

              One vendor accounted for approximately $1,035,000 of net purchases during the 1994. Accounts payable to this vendor was approximately $207,000 at December 31, 1994.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE 14 -     RELATED PARTY TRANSACTIONS:

         (a) During 1994, the Company's president and chief operating officer, Joseph Pascal, had made available to the Company, a letter of credit facility of an unrelated entity, of which he is also the President. The Company deposited $75,000 with this entity as collateral against unpaid letters of credit. Shipments made under this facility aggregated approximately $1,780,000 for 1994. Fees charged to the Company for the use of this facility aggregated approximately $43,000 of which approximately $16,000 was paid in cash and $27,000 was applied against the deposit.

         (b) At December 31, 1994 loans receivable from several directors/officers of the Company were as follows:

                      Mr. David Greenberg                            $49,500
                      Mrs. Joan Greenberg                            $49,500
                      Mr. Herbert Greenberg                          $60,000

              Interest at the prime rate for the year ended December 31, 1994 was waived by the Company. Subsequent to the balance sheet date the above directors/officers resigned as officers and directors of the Company. Their indebtedness can be forgiven pending certain provisions detailed in their new consulting agreements (see Note
              16a).

              See also - Note 15 concerning rental of building from former officers/directors.


NOTE 15 -      COMMITMENTS AND CONTINGENCIES:

              The Company leases certain facilities under operating leases with terms of up to five remaining years. Rent expense under such leases was approximately $119,000 and $137,000 in 1994 and 1993, respectively. Certain leases contain cancellation options, renewal options, and escalation clauses.

              The Company leases a building for $4,980 per month from a Partnership in which three of its principal stockholders are partners. The current term of the lease expires in May 1997. Rent expense under this lease was $59,760 in 1994 and 1993. The Company has the right of first refusal to acquire the property in the event that the Partnership desires to sell. The Company is a co-guarantor of a $320,000 mortgage on the property which was due in July 1992, but was extended on a month to month basis by the Resolution Trust Corporation ("RTC") as holder of the loan.

              Subsequent to the balance sheet date, as part of a new investors purchase agreement of 50.5% of the outstanding stock of the Company (see Note 16a), the Partnership forgave the Company the rent due in arrears and gave the deed to the property to the Company subject to the existing mortgage. The new investor has agreed to hold the prior owners harmless with respect to said mortgage debt. The Company entered into negotiations with the loan servicer, RTC, with the intent to acquire the property free and clear of the encumbrances previously mentioned.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993


NOTE 16 -     SUBSEQUENT EVENTS:

         (a)  Restructuring:

              On February 13, 1995, subsequent to the balance sheet date, the Company sold 4,250,000 shares of its common stock (constituting 50.5% of the outstanding stock) to LMA Ltd., an Isle of Man Corporation, for $200,000 cash and a promissory note for $200,000 payable with interest at 9% per annum in February 1996. The obligation under this note may be reduced to either 50% or zero depending upon certain additional financing arrangements to be negotiated between the Company and outside lenders which may include changed factoring agreements, new real estate mortgages, equity, subordinated debt or a bank financing agreement.

              Concurrently, with this event, Paul Sutton a principal of LMA Ltd., assumed the position of Chairman of the Board and Chief Executive Officer of the Company. Also, David Greenberg, Joan Greenberg and Herbert Greenberg, officers and directors of the Company, resigned their positions but retained their stockholdings and certain option rights. Each of the three resigning officers entered into a three year consulting agreement with the Company commencing March 1, 1995. Remuneration to these individuals will include consulting fees of $500 per day when services are rendered and payments under non-compete agreements which aggregate $60,000, $115,000 and $75,000, respectively on an annual basis for three years.

              As of the date of this agreement, the Company has outstanding receivables from these three individuals aggregating $49,500, $49,500 and $60,000, respectively. Subject to the former officers' compliance with certain provisions of the non-compete and non-interference, included in their consulting contracts, the principal and interest (at 8% per annum) amounts of these outstanding receivables can be excused in 10 equal annual installments from January 1, 1998 through December 31, 2007.

              One of the officers will be entitled to continued health benefits for the first 18 months of his agreement. Two of the officers will be entitled to ownership of their Company autos for certain minimal payments.

              Upon their resignation, all stock options held by the former officers/directors expired. New options, 350,000, 450,000 and 300,000, respectively, were issued to purchase shares of stock in the Company at an exercise price of $.33 per share.

              At closing, the former officers also signed an option and right of first refusal, which gave to LMA Ltd. the right to purchase their stock at $1.50 per share through March 31, 1996. All voting rights to these shares were transferred to LMA Ltd. for the term of the right of first refusal.

              ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1994 AND 1993




NOTE 16 -      SUBSEQUENT EVENTS  (Continued):

         (b)  New Financing Agreement:

              On March 31, 1995 the Company concluded a new financing agreement with Finova Capital Corporation (formerly Ambassador Factors). Under the terms of this agreement the Company is entitled to receive an 85% advance on eligible accounts receivable and an over-advance not to exceed $600,000 (based on 50% of certain inventory).

              The Company also expects to close a mortgage term loan on its Rocky Mount property in the near future.

         (c)  Employment Contracts:

              On February 1, 1995, subsequent to the balance sheet date, the Company signed an employment agreement with its current President and Chief Operating Officer. The terms of the agreement are from March 1, 1995 through December 31, 1997 at an annualized minimum salary of $210,000. In addition, the officer is to receive options to purchase 240,000 shares of the Company's stock under its 1990 stock option plan, $30,000 per year as an unaccountable expense allowance and continued participation in Company benefit plans such as life and medical insurance.

              Effective March 1, 1995 the Company entered into an employment agreement with Paul Sutton which expires December 31, 1997. Mr. Sutton is to receive an annualized minimum salary of $25,000 together with such bonuses and increases as the board of directors may determine. In addition, the officer is to receive options to purchase 240,000 shares of the Company's stock under its 1990 stock option plan and $30,000 per year as an unaccountable expense allowance. He is also entitled to group life and medical insurance.

                       ROCKY MOUNT UNDERGARMENT CO., INC.

                                   EXHIBIT 11

                    COMPUTATION OF EARNINGS PER COMMON SHARE



                                                                              For the Years Ended
                                                                         ---------------------------------
                                                                         December 31,         December 31,
                                                                           1994                 1993
                                                                         ------------         ------------

PRIMARY EARNINGS:
  Net loss from operations                                               $(1,343,751)         $(1,523,110)
                                                                         ===========          ===========

  Extraordinary items                                                    $ 2,207,228          $  (630,792)
                                                                         ===========          ============


SHARES:
  Weighted average number of common shares and
    common share equivalents outstanding                                   3,926,468            2,898,400
                                                                         -----------          -----------

PRIMARY EARNINGS PER COMMON SHARES:
  Net loss from operations                                               $      (.34)         $      (.52)
  Extraordinary items                                                            .56                 (.22)
                                                                        ------------          -----------
                                                                         $       .22          $      (.74)
                                                                        ============           ==========


