Form 10KSB/A
period 1994-12-31
ROCKY MOUNT UNDERGARMENT CO INC
filed 1995-09-11
CIK 84655

SECURITIES AND EXCHANGE COMMISSION
                               Washington, DC 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

                     ANNUAL REPORT UNDER SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994       Commission File Number 0-3772

                        ROCKY MOUNT UNDERGARMENT CO., INC.
           (Name of small business issuer as specified in its charter)

     Delaware                                56-1385522
--------------------------------        ------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

1536 Boone Street
Rocky Mount, NC                                   27803
---------------------------------------      --------------
(Address of principal executive offices        (Zip Code)

Issuer's telephone number: (919) 446-6161
Securities registered under Section 12(b) of the Exchange Act:
                                       None
Securities registered under Section (g) of the Exchange Act:
                          Common Stock, $.0001 par value
                          -----------------------------
                          (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act of 1934 during the prior 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
     past 90 days.  Yes    No X

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy information statements incorporated by reference in Part III of this
     Form 10-FSB or any amendment to this Form 10-KSB. [   ]

     Issuer's revenues for its most recent fiscal year - $9,672,188

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 1, 1995 was $1,199,248. Affiliates include executive officers, directors, shareholders known to own 5% or more of the registrants common stock and Joan Greenberg, for a total of 6,293,903 shares. The market value is based upon the mean of the low bid ($ 1/4) and the high ask ($ ) as of March 1, 1995 which was ($9/16).

     As of March 1, 1995, the issuer had outstanding 8,425,900 shares of common stock ($.0001 par value).