Form 10QSB
period 1995-04-02
ROCKY MOUNT UNDERGARMENT CO INC
filed 1995-09-11
CIK 84655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      April 2, 1995

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to

                          Commission file number 0-3772

             ROCKY MOUNT UNDERGARMENT CO., INC.
(Exact name of the small business issuer as specified in its charter)

        DELAWARE                                56-1385522
 (State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

1536 Boone Street, Rocky Mount, NC              27803
                    (Address of principal executive offices)

Registrant's telephone number, including area code: (919) 446-6161

                               N/A
(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to filing requirements for the past 90 days. Yes    X   No

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.
Yes    X   No

The number of shares outstanding of the issuer of common stock as of August 29, 1995 was 9,198,400.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. FINANCIAL STATEMENTS
        --------------------

                 ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                                      April         December
                                                     2, 1995        31, 1994
                       ASSETS                      (unaudited)
                                                   -----------      ----------
CURRENT ASSETS:
  Cash                                            $   18,160     $    42,391
  Restricted cash                                    100,000         100,000
  Accounts receivable, net of allowances of
    $50,000 for uncollectible accounts                35,090          24,630
  Notes Receivable-current portion                     3,296           3,560
  Inventories                                      1,183,792       1,440,792
  Prepaid expenses and other                         141,646         135,977
                                                  ----------      ----------
TOTAL CURRENT ASSETS                               1,481,984       1,747,350

FIXED ASSETS:

  Property, Plant and equipment, net of accumulated
    depreciation and amortization                    506,186         548,432

OTHER ASSETS
  Notes Receivable-net of current portion             46,440          46,440
  Loans receivable - officers                        159,000         159,000
  Other assets                                        13,496          13,496
                                                  ----------      ----------
                                              $    2,207,106    $  2,514,718
                                                  ==========      ==========

          LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Due to factor                                   $  727,084     $   399,033
  Current portion of long-term debt                   38,663          40,673
  Accounts payable                                   776,919       1,080,213
  Accrued liabilities                                133,823         133,401
  Income taxes payable                                78,687          79,440
                                                  ----------      ----------
TOTAL CURRENT LIABILITIES:                         1,755,176       1,732,760
                                                  ----------      ----------

LONG-TERM DEBT - NET OF CURRENT PORTION               23,651          37,831

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001-Authorized,
    10,000,000 shares; Issued, 8,428,400 and
    4,675,900 shares                                     843             468
  Additional paid-in capital                       7,168,323       7,686,150

  Retained earnings (deficit)                    (6,540,887)     (6,017,464)
  Treasury stock, at cost, 522,500 shares                  0       (925,027)
                                                  ----------      ----------
                                                     628,279         744,127
  Less:  Subscriptions receivable                  (200,000)               -
                                                  ----------      ----------
      Total stockholders' equity                     428,279         744,127
                                                  ----------      ----------
                                              $    2,207,106     $ 2,514,718
                                                  ==========      ==========

               ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended
                                                      ------------------
                                                      April        April
                                                      2, 1995     3, 1994
                                                     ---------- ----------

     REVENUES:
       Net sales                                 $ 1,772,440      $ 1,960,407
            Other income, net                         45,442           15,330
                                                  ----------       ----------
                                                   1,817,882        1,975,737
                                                  ----------       ----------
     COSTS AND EXPENSES:
       Cost of sales                               1,764,022        1,593,881
       Selling, general and
         administrative expenses                     479,041          521,928
       Financing costs                                98,242           83,082
                                                  ----------       ----------
                                                   2,341,305        2,198,891
                                                  ----------       ----------

     LOSS BEFORE EXTRAORDINARY ITEMS AND           (523,423)        (223,154)
        PROVISION FOR INCOME TAXES

        Provision for income taxes                         -          -
                                                  ----------       ----------
     LOSS BEFORE EXTRAORDINARY ITEMS               (523,423)        (223,154)
                                                  ----------       ----------

     REORGANIZATION ITEMS -
       Professional fees                                   -         (67,435)
       Gain on extinguish-
         ment of debt                                      -        1,332,000
                                                  ----------       ----------

     NET INCOME (LOSS)                           $ (523,423)      $ 1,041,411
                                                  ==========       ==========

     INCOME (LOSS) PER SHARE:
       Loss from operations                        $  (0.08)        $  (0.07)
       Extraordinary items                              0.00             0.38
                                                  ----------       ----------

                                                   $  (0.08)          $  0.31
                                                  ==========       ==========

     WEIGHTED AVERAGE SHARES
       OUTSTANDING                                 6,634,596        3,327,344
                                                  ==========       ==========

             ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                  Three Months Ended
                                                -----------------------
                                              April               April
                                             2, 1995             3, 1994
                                            ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                      $   (523,423)  $     1,041,411
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation                                  34,800           54,000
    Stock issued as finder's fee                   -               30,300
    Gain on extinguishment of debt                 -          (1,332,000)
    Gain on sale/abandon of PP&E                 (38,806)             -
    Changes in assets and liabilities:
      Accounts receivable                        (10,196)        (36,691)
      Inventories                                 257,000       (234,698)
      Prepaid expenses                            (5,669)         (3,129)
      Other assets                                 -                3,500
      Accounts payable                          (303,294)        (43,209)
      Accrued liabilities                             422       (161,262)
      Liabilities subject to compromise            -              129,755
      Income taxes payable                          (753)             -
                                                 ----------     ----------
  Net cash provided by (used in)
    operating activities                        (589,919)       (552,023)
                                                 ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of PP&E                       46,550             -
  Capital expenditures                              (298)         (1,357)
                                                ----------     ----------
  Net cash provided by (used in)
    investing activities                           46,252         (1,357)
                                                ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase(decrease)in amount due to factor   328,051         760,051
  Principal payments on long-term debt           (16,190)        (50,826)
  Payments of liabilities subject to compromise       -         (407,426)
  Increase in long-term debt                          -            25,000
  Issuance of stock                               207,575         350,000
                                                ----------       ----------
  Net cash provided by (used in)
    financing activities                          519,436         676,799
                                               ----------        ----------
NET (DECREASE) INCREASE IN                       (24,231)         123,419
CASH, BEGINNING OF PERIOD                         142,391          48,138
                                               ----------        ----------
CASH, END OF PERIOD                              $118,160        $171,557
                                               ==========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes    $   -      $        -
  Cash paid during the period for interest         68,412          50,201

                    ROCKY MOUNT UNDERGARMENT CO., INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTHS ENDED
                     APRIL 2, 1995 AND APRIL 3, 1994


     Note 1: The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations; however, the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-KSB.

     In the opinion of management, the information contained in this report reflects all adjustments necessary, which are of a normal recurring nature, to present fairly the results for the interim periods presented.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The poor results were due to problems in domestic manufacturing and inadequate continuity of product resulting in a big drop in production out put.

     Net sales of the Company's women's and children's intimate apparel business decreased in the first quarter of 1995 to $1,772,000 from $1,960,000 in the first quarter of 1994.

     Gross margins were .5% in the first three months of 1995 compared to 18.7% for the first quarter of 1994.

     Selling, general and administrative expenses decreased approximately $43,000 during the first quarter of 1995 as compared to the first quarter of 1994 resulting directly from cost reductions and lower sales volume.

     Financing costs have increased in 1995 due to higher utilization of the over-advance financing line and adverse movement in interest rates.

     General adverse market factors and domestic management problems have prevented any noticeable benefit coming through in the financial results.

     During the last week of June 1995 management posted a notice under the provisions of the Worker Adjustment and Retraining Notification Act (WARN). This effectively means the company will cease domestic sewing operations in late August, layoff over 100 employees and avoid further losses in manufacturing operations in North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had a working capital deficit as of April 2, 1995 of approximately $273,192 as compared to working capital of approximately $14,590 as of December 31, 1994.

     On March 31, 1995, the Company concluded a new financing agreement with Finova Capital Corporation (formerly Ambassador Factors). Under the terms of this agreement, the Company is entitled to receive an 85% advance on eligible accounts receivable and an over-advance not to exceed $600,000 (based on 50% of certain inventory). The Company is currently dependent upon its new financing arrangement with Finova Capital Corporation. As of April 2, 1995, the Company was advanced approximately $1,600,000 on this financing and had available to it $72,000 for additional borrowing.

     Future losses will adversely affect the ability of the Company to continue in business. The Company is endeavoring to take steps to make itself profitable.

PART II:                    OTHER INFORMATION

None Applicable

                                SIGNATURES

     In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ROCKY MOUNT UNDERGARMENT CO., INC.

                              By: /s/Joseph Pascal
                                   Joseph Pascal
                                   President