Form 10QSB
period 1995-07-02
ROCKY MOUNT UNDERGARMENT CO INC
filed 1995-12-07
CIK 84655

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended      July 2, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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
Yes    X   No
     ----     ------

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of Securities under a plan confirmed by a court.
Yes    X   No
     ----     -----

The number of shares outstanding of the issuer of common stock as of December 6, 1995 was 9,198,400.

                        PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1. FINANCIAL STATEMENTS
        --------------------
                 ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                                                      July         December
                                                     2, 1995        31, 1994
                       ASSETS                      (unaudited)
                                                    -----------   ----------
CURRENT ASSETS:
  Cash                                            $   25,599     $    42,391
  Restricted cash                                       ---          100,000
  Accounts receivable, net of allowances of
    $62,000 and $50,000, respectively
    for uncollectible accounts                        25,875          24,630
  Notes Receivable-current portion                     2,481           3,560
  Inventories                                      1,086,579       1,440,792
  Prepaid expenses and other                          81,368         135,977
                                                  ----------      ----------
TOTAL CURRENT ASSETS                               1,221,902       1,747,350

FIXED ASSETS:

  Property, Plant and equipment, net of accumulated
    depreciation and amortization                    690,110         548,432

OTHER ASSETS
  Notes Receivable-net of current portion             46,440          46,440
  Loans receivable - officers                        298,931         159,000
  Other assets                                        19,306          13,496
                                                  ----------      ----------
                                              $    2,276,689    $  2,514,718
                                                  ==========      ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
  Due to factor                                   $1,127,532     $   399,033
  Current portion of long-term debt                   99,711          40,673
  Accounts payable                                   752,776       1,080,213
  Accrued liabilities                                 77,435         133,401
  Income taxes payable                                88,950          79,440
                                                  ----------      ----------
TOTAL CURRENT LIABILITIES:                         2,146,404       1,732,760
                                                  ----------      ----------

LONG-TERM DEBT - NET OF CURRENT PORTION              131,227          37,831

STOCKHOLDERS' EQUITY
  Common stock, par value $.0001-Authorized,
    10,000,000 shares; Issued, 8,548,400 and
    4,675,900 shares                                     855             468
  Additional paid-in capital                       7,185,945       7,686,150

  Retained earnings (deficit)                     (6,987,742)     (6,017,464)
  Treasury stock, at cost, 522,500 shares              --           (925,027)
                                                   ----------      ----------
                                                     199,058         744,127
  Less:  Subscriptions receivable                   (200,000)             -
                                                  ----------      ----------
      Total stockholders' equity                        (942)        744,127
                                                  ----------      ----------
                                              $    2,276,689     $ 2,514,718
                                                  ==========      ==========

               ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            Six Months Ended    Three Months Ended
                            ----------------    ------------------
                             July        July       July        July
                            2, 1995     3, 1994    2, 1995     3, 1994
                            --------   --------    --------    --------

REVENUES:
  Net sales                $4,018,799  $4,611,636  $2,246,359   $2,651,229
  Other income, net            46,615      26,207       1,173       10,877
                            ---------   ---------   ---------    ---------
                            4,065,414   4,637,843   2,247,532    2,662,106
                            ---------   ---------   ---------    ---------
COSTS AND EXPENSES:
  Cost of sales             3,757,846   3,802,556   1,993,824    2,208,675
  Selling, general and
   administrative expenses  1,077,096   1,081,978     598,055      560,050
  Financing costs             200,750     169,100     102,508       86,018
                            ---------   ---------   ---------    ---------
                            5,035,692   5,053,634   2,694,387    2,854,743
                            ---------   ---------   ---------    ---------

LOSS BEFORE EXTRAORDINARY ITEMS AND
  PROVISION FOR INCOME TAXES (970,278)   (415,791)   (446,855)    (192,637)

  Provision for income taxes     ---        ---         ---            ---
                            ---------   ---------    ---------    ---------
LOSS BEFORE EXTRAORDINARY
  ITEMS                      (970,278)   (415,791)   (446,855)    (192,637)
                            ---------   ---------   ---------    ---------

REORGANIZATION ITEMS -
  Professional fees                       (67,435)
  Gain on extinguish-
   ment of debt                 ---     1,695,093        ---        363,093
                            ---------   ---------    ---------    ---------

NET INCOME (LOSS)           $(970,278) $1,211,867    $(446,855)   $ 170,456
                            =========   =========    =========    =========

INCOME (LOSS) PER SHARE:
  Loss before
   extraordinary items          (0.13)      (0.10)       (0.05)       (0.05)
  Extraordinary items            0.00        0.39         0.00         0.09
                            ---------   ---------    ---------    ---------

                            $   (0.13)  $    0.29    $   (0.05)   $    0.04
                            =========   =========    =========    =========

WEIGHTED AVERAGE SHARES
  OUTSTANDING               7,531,908   4,153,400    8,441,697    4,001,622
                            =========   =========    =========    =========

             ROCKY MOUNT UNDERGARMENT CO., INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                        Six Months Ended
                                                      ---------------------
                                                       July           July
                                                      2, 1995        3, 1994
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                           $  (970,278)     $ 1,211,867
  Adjustments to reconcile net earnings (loss)
   to net cash provided by (used in)
   operating activities:
    Depreciation                                     69,600           30,558
    Stock issued as finder's fee                        -             30,300
    Stock issued for services                        11,574            -
    Allowance for doubtful accounts                  12,000            -
    Gain on extinguishment of debt                      -         (1,695,093)
    Gain on sale/abandon of PP&E                    (38,806)            -
    Changes in assets and liabilities:
      Accounts receivable                           (13,245)         (14,198)
      Inventories                                   354,213           22,861
      Prepaid expenses                               54,609           12,692
      Other assets                                   (5,810)           3,500
      Accounts payable                             (327,437)         281,638
      Accrued liabilities                           (55,966)        (263,526)
      Liabilities subject to compromise                 -           (492,426)
      Income taxes payable                            9,510              -
                                                 ----------        ----------
  Net cash provided by (used in)
    operating activities                           (900,036)        (871,827)
                                                 ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of PP&E                         46,550             -
  Loans made                                       (139,931)            -
  Capital expenditures                             (219,022)          (1,357)
  Proceeds from repayment of loans                      -             (9,800)
  Disposal of Assets                                    -            528,709
                                                 ----------        ----------
  Net cash provided by (used in)
    investing activities                           (312,403)         517,552
                                                 ----------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in amount due to factor              728,499          410,323
  Principal payments on long-term debt              (28,491)        (519,960)
  Payments of liabilities subject to compromise         -            156,227
  Payments of notes receivable                        1,079             -
  Increase in long-term debt                        180,925           25,000
  Issuance of stock                                 213,635          350,000
                                                 ----------       ----------
  Net cash provided by (used in)
    financing activities                          1,095,647          421,590
                                                 ----------       ----------
NET (DECREASE) INCREASE IN CASH                    (116,792)          67,315
CASH, BEGINNING OF PERIOD                           142,391           48,138
                                                 ----------       ----------
CASH, END OF PERIOD                              $   25,599      $   115,453
                                                 ==========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for income taxes       $  -        $     -
  Cash paid during the period for interest           61,991          136,137

                    ROCKY MOUNT UNDERGARMENT CO., INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            THREE MONTHS ENDED
                       July 2, 1995 AND July 3, 1994


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

     Note 2: On May 4, 1995, the Company issued 650,000 shares of Common Stock in error. These shares are held in escrow at Blodnick, Abramowitz & Blodnick, Attorney at Law.

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The poor results were due to problems in domestic manufacturing and inadequate continuity of product resulting in a big drop in production output.

     Net sales of the Company's women's and children's intimate apparel business decreased in the second quarter of 1995 to $2,246,000 from $2,651,000 in the second quarter of 1994.

     Gross margins were 11.2% in the second three months of 1995 compared to 16.7% for the second quarter of 1994.

     Selling, general and administrative expenses increased approximately $38,000 during the second quarter of 1995 as compared to the second quarter of 1994 resulting directly from higher legal expenses and commission fees.

     Financing costs have increased in 1995 due to higher utilization of the over-advance financing line and adverse movement in interest rates.

     General adverse market factors and domestic management problems have prevented any noticeable benefit coming through in the financial results.

     During mid July the Company ceased domestic sewing operations and laid off over 100 employees to avoid incurring further losses in manufacturing operations in North Carolina.

LIQUIDITY AND CAPITAL RESOURCES


     On March 31, 1995 the Company concluded a new financing agreement with Finova Capital Corporation (formerly Ambassador Factors). Under the terms of this agreement the Company is entitled to receive an 85% advance on eligible accounts receivable and an over-advance not to exceed $600,000 (based on 50% of certain inventory). The Company is currently dependent upon its new financing arrangement with Finova Capital Corporation. As of July 2, 1995, the Company does not have any money available for additional borrowing.

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